Form 10-K/A
period 2020-12-31
Trepont Acquisition Corp I
filed 2021-06-09
CIK 1826991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Trepont Acquisition Corp I, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Trepont Acquisition Corp I for the fiscal period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 4, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation with our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 17, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from September 25, 2020 (inception) through December 31, 2020 (the “Affected Period”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on December 4, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business in the Affected Period or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1, and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

v

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our management and our audit committee, we concluded that in light of the SEC Staff Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Period. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Part II, Item 9A. Controls and Procedures included in this Annual Report.”

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in “Part II, Item 9A. Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the period ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

In this Amendment No. 1 to the Annual Report on Form 10-K of the Company for the fiscal period ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from September 25, 2020 (inception) through December 31, 2020.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 4, 2020, our Warrants were accounted for as equity within our balance sheet, and after discussion and evaluation with our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 17, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from September 25, 2020 (inception) through December 31, 2020 should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Historically, our Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on December 4, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see “Part II, Item 9A. Controls and Procedures” included in this Annual Report on Form 10-K.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Upon the closing of the IPO and the private placement, $232.3 million ($10.10 per Unit) of the net proceeds of the IPO and certain of the proceeds of the private placement were placed in a trust account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, or the “Investment Company Act,” which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

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

For the period from September 25, 2020 (inception) through December 31, 2020, we had net loss of approximately $6.2 million, which consisted of approximately $5.3 million loss from changes in fair value of derivative warrant liabilities, financing costs of approximately $0.8 million, and approximately $126,000 in general and administrative expenses, which was partially offset by an approximately $1,000 interest earned on investments held in trust account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period from September 25, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of $5.3 million.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 19,108,351 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 11,500,000 warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 8,900,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Public Warrants issued in connection with the Initial Public Offering was measured using a Monte Carlo simulation model. The fair value of the Private Placement warrants has been estimated using a Black Scholes simulation model at each measurement date. The fair value of the Public Warrants issued in connection with our Initial Public Offering will be measured based on the listed market price of such warrants, once these warrants begin separately trading. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The information required by this Item is set forth in the financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K/A.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on December 4, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements.

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

	Class B ordinary shares(2)		Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Trepont Acquisition I, LLC(3)	5,630,000	97.9%	—	—	19.58%
Arun Sarin(3)	5,630,000	97.9%	—	—	19.58%
Ori Sasson(3)	5,630,000	97.9%	—	—	19.58%
J. Michael Cline	40,000	0.7%	—	—	0.14%
Sanjay Jha	40,000	0.7%	—	—	0.14%
Oren Zeev	40,000	0.7%	—	—	0.14%
Allan Weine(4)	—	—	1,439,175	6.26%	5.01%
Kenneth Griffin(5)	—	—	1,231,344	5.35%	4.28%
All directors and officers as a group (five individuals)	5,750,000	100%	—	—	—

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is Four Embarcadero Center, Suite 1400, San Francisco, CA 94111.
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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the period from September 25, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $65,185.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 9, 2021.

Trepont Acquisition Corp I

By:	/s/ Ori Sasson
Name: Ori Sasson
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Positon	Date

/s/ Ori Sasson Ori Sasson	Chief Executive Officer	June 9, 2021

/s/ Arun Sarin Arun Sarin	Chairman of the Board	June 9, 2021

/s/ J. Michael Cline J. Michael Cline	Director	June 9, 2021

/s/ Sanjay Jha Sanjay Jha	Director	June 9, 2021

/s/ Oren Zeev Oren Zeev	Director	June 9, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Trepont Acquisition Corp I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Trepont Acquisition Corp I (“Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from September 25, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 25, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the SEC Staff Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

June 9, 2021

TREPONT ACQUISITION CORP I

BALANCE SHEET

AS RESTATED

DECEMBER 31, 2020

Assets
Current assets:
Due from related party	$1,637,690
Prepaid expenses	565,678

Total current assets	2,203,368
Investments held in Trust Account	232,300,970

Total assets	$234,504,338

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,988
Accrued expenses	77,001
Note payable—related party	25,000

Total current liabilities	129,989
Derivative warrant liabilities	28,330,000
Deferred underwriting commissions	8,050,000

Total liabilities	36,509,989

Commitments and Contingencies

Class A ordinary shares; 19,108,351 shares subject to possible redemption at $10.10 per share	192,994,340

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,891,649 shares issued and outstanding (excluding 19,108,351 shares subject to possible redemption)	389
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	11,184,146
Accumulated deficit	(6,185,101)

Total shareholders’ equity	5,000,009

Total Liabilities and Shareholders’ Equity	$234,504,338

The accompanying notes are an integral part of these financial statements.

TREPONT ACQUISITION CORP I

STATEMENT OF OPERATIONS

AS RESTATED

FOR THE PERIOD FROM SEPTEMBER 25, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Operating expenses:
General and administrative expenses	$115,918
Administrative fee—related party	10,000

Loss from operations	(125,918)

Other (expense) income:
Change in fair value of derivative warrant liabilities	(5,285,000)
Financing costs—derivative warrant liabilities	(775,153)
Income earned on investments in Trust Account	970

Total other income	(6,059,183)

Net loss	$(6,185,101)

Weighted average Class A ordinary shares outstanding, basic and diluted	23,000,000

Basic and diluted net income per ordinary share, Class A	$0.00

Weighted average Class B ordinary shares outstanding, basic and diluted	5,213,158

Basic and diluted net loss per ordinary share, Class B	$(1.19)

The accompanying notes are an integral part of these financial statements.

TREPONT ACQUISITION CORP I

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AS RESTATED

FOR THE PERIOD FROM SEPTEMBER 25, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—September 25, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of units in initial public offering, less derivative liabilities for public warrants	23,000,000	2,300	—	—	215,852,700	—	215,855,000
Offering costs, net of reimbursement from underwriters	—	—	—	—	(11,700,550)	—	(11,700,550)
Class A ordinary Shares subject to possible redemption	(19,108,351)	(1,911)	—	—	(192,992,429)	—	(192,994,340)
Net loss	—	—	—	—	—	(6,185,101)	(6,185,101)

Balance—December 31, 2020	3,891,649	$389	5,750,000	$575	$11,184,146	$(6,185,101)	$5,000,009

The accompanying notes are an integral part of these financial statements.

TREPONT ACQUISITION CORP I

STATEMENT OF CASH FLOWS

AS RESTATED

FOR THE PERIOD FROM SEPTEMBER 25, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(6,185,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments held in Trust Account	(970)
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
General and administrative expenses paid by Sponsor under promissory note	735
Change in fair value of warrant derivative liabilities	5,285,000
Financing costs—derivative warrant liabilities	775,153
Changes in operating assets and liabilities:
Prepaid expenses	(565,678)
Accounts payable	27,988
Accrued expenses	2,001

Net cash used in operating activities	(635,872)

Cash Flows from Investing Activities:
Due from related party	(1,637,690)
Cash deposited in Trust Account	(232,300,000)

Net cash used in investing activities	(233,937,690)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	25,000
Repayment of note payable to related party	(64,453)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	8,900,000
Offering costs paid	(4,986,985)
Reimbursement from underwriters of offering costs	700,000

Net cash provided by financing activities	234,573,562

Net change in cash	—
Cash—beginning of the period	—

Cash—end of the period	$—

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$75,000
Offering costs funded with note payable—related party	$63,718
Deferred underwriting commissions	$8,050,000
Initial Value of Class A ordinary shares subject to possible redemption	$195,869,928
Change in initial value of Class A ordinary shares subject to possible redemption	$(2,875,588)

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

The Company’s sponsor is Trepont Acquisition I, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 1, 2020. On December 4, 2020, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $12.5 million, inclusive of approximately $8.1 million in deferred underwriting commissions (Note 6), net of reimbursement of $700,000 from the underwriters.

Substantially concurrently with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 8,900,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.9 million (Note 5).

Upon the closing of the Initial Public Offering and the Private Placement, $232.3 million ($10.10 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, or the “Investment Company Act”, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

TREPONT ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Shareholders”) of the Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a general meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against or vote at all for the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and each member of the Company’s management team agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination.

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

The Sponsor and each member of the Company’s management team has agreed to waive their rights to liquidating distributions with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.10 per share initially held in the Trust Account. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the Trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $1.6 million in due from related party and working capital of approximately $2.1 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan of

TREPONT ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

approximately $89,000 from the Sponsor under the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $64,000 of the Note balance on December 10, 2020, and the remaining $25,000 of the Note balance was outstanding as of December 31, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there was no amounts outstanding under Working Capital Loans.

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

Risk and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. The Company’s ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 —Restatement Of Previously Issued Financial Statements

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase Class A ordinary shares that the Company issued in December 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Period should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Period included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to

TREPONT ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in December 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation with the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on December 4, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$234,504,338	$—	$234,504,338

Liabilities, redeemable shares and shareholders’ equity
Total current liabilities	$129,989	$—	$129,989
Deferred underwriting commissions	8,050,000	—	8,050,000
Derivative warrant liabilities	—	28,330,000	28,330,000

Total liabilities	8,179,989	28,330,000	36,509,989
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	221,324,340	(28,330,000)	192,994,340
Shareholders’ equity
Preference shares—$0.0001 par value	—	—	—
Class A ordinary shares—$0.0001 par value	109	280	389
Class B ordinary shares—$0.0001 par value	575	—	575
Additional paid-in-capital	5,124,273	6,059,873	11,184,146
Accumulated deficit	(124,948)	(6,060,153)	(6,185,101)

Total shareholders’ equity	5,000,009	—	5,000,009

Total liabilities and shareholders’ equity	$234,504,338	$—	$234,504,338

TREPONT ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

	Period From September 25, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations and Comprehensive Loss
Loss from operations	$(125,918)	$—	$(125,918)
Other (expense) income:
Change in fair value of warrant liabilities	—	(5,285,000)	(5,285,000)
Financing cost—derivative warrant liabilities		(775,153)	(775,153)
Interest earned on investment in Trust Account	970	—	970

Total other (expense) income	970	(6,060,153)	(6,059,183)

Net loss	$(124,948)	$(6,060,153)	$(6,185,101)

Basic and Diluted weighted-average Class A ordinary shares outstanding	23,000,000	—	23,000,000
Basic and Diluted net loss per Class A share	$—	—	$—
Basic and Diluted weighted-average Class B ordinary shares outstanding	5,215,426	(2,268)	5,213,158
Basic and Diluted net loss per Class B share	$(0.02)	(1.17)	$(1.19)

	Period From September 25, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(124,948)	$(6,060,153)	$(6,185,101)
Change in fair value of warrant derivative liabilities	—	5,285,000	5,285,000
Financing costs—derivative warrant liabilities	—	775,153	775,153

TREPONT ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

In addition, the impact to the balance sheet dated December 4, 2020, filed on Form 8-K on December 10, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in an $13.0 million increase to the derivative warrant liabilities line item at December 4, 2020 and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item. There is no change to total shareholders’ equity at the reported balance sheet date.

	As of December 4, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$235,623,794	$—	$235,623,794

Liabilities and shareholders’ equity
Total current liabilities	$1,166,860	$—	$1,166,860
Deferred underwriting commissions	8,050,000	—	8,050,000
Derivative warrant liabilities	—	25,537,000	25,537,000

Total liabilities	9,216,860	25,537,000	34,753,860
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	221,406,928	(25,537,000)	195,869,928
Shareholders’ equity
Preference shares—$0.0001 par value	—	—	—
Class A ordinary shares—$0.0001 par value	108	228	336
Class B ordinary shares—$0.0001 par value	575	—	575
Additional paid-in-capital	5,041,686	774,925	5,816,611
Accumulated deficit	(42,363)	(775,153)	(817,516)

Total shareholders’ equity	5,000,006	—	5,000,006

Total liabilities and shareholders’ equity	$235,623,794	—	$235,623,794

Note 3—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from September 25, 2020 (inception) through December 31, 2020 (the “Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not

TREPONT ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2020.

Investments Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. Investments held in Trust Account are classified as trading securities, which are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust

TREPONT ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

Account are included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

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

The fair value of Public Warrants was calculated using a Monte Carlo simulation model, and the fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model.

Fair Value of Financial Instruments

As of December 31, 2020, the carrying values of cash, prepaid expenses, due from related party, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. As of December 31, 2020, the Company’s portfolio of investments held in the Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities. The Company uses NAV as a practical expedient to fair value for its investments in money market funds with published NAV.

TREPONT ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of underwriting, legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.8 million is included in financing cost—derivative warrant liabilities in the statement of operations, and $11.7 million is included in shareholders’ equity. The Company will keep deferred underwriting commissions classified as a long-term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 19,108,351 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that

TREPONT ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 11,500,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 8,900,000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Public Warrants issued in connection with the Initial Public Offering was measured using a Monte Carlo simulation model at each measurement date. The fair value of the Private Placement warrants has been estimated using a Black Scholes simulation model at each measurement date. The fair value of the Public Warrants issued in connection with our Initial Public Offering will be measured based on the listed market price of such warrants, once these warrants are separately traded. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 4—Initial Public Offering

On December 4, 2020, the Company consummated its Initial Public Offering of 23,000,000 Units, including 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $12.5 million, inclusive of approximately $8.1 million in deferred underwriting commissions, net of reimbursement of $700,000 from the underwriters.

Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

TREPONT ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

Note 5—Related Party Transactions

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

TREPONT ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

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

Note 6—Commitments and Contingencies

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised the over-allotment option on December 4, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.1 million in

TREPONT ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriters had reimbursed $700,000 to the Company for certain offering costs.

Note 7—Derivative Warrant Liabilities

As of December 31, 2020, the Company had 11,500,000 and 8,900,000 Public Warrants and Private Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

If the Company has not completed the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with

Note 8—Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 23,000,000 Class A ordinary shares issued or outstanding, including 19,108,351 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 28, 2020, the Company issued 7,187,500 Class B ordinary shares to the Sponsor. On November 16, 2020, the Sponsor forfeited 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture to the extent that the underwriters’ overallotment option was not exercised in full or in part, so that the holders of our Founder Shares prior to the Initial Public Offering would collectively own approximately 20.0% of the Company’s issued and outstanding ordinary shares (See Note 5). The underwriters fully exercised the over-allotment option on December 4, 2020; thus, these Founder Shares are no longer subject to forfeiture.

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

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.

TREPONT ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

Note 9—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through June 9, 2021, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Note 10—Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$232,300,970	$—	$—	$—
Liabilities:
Stock warrant liabilities-Public warrants	—	—	15,870,000	15,870,000
Stock warrant liabilities-Private warrants	—	—	12,460,000	12,460,000

Total fair value	$232,300,970	$—	$28,330,000	$28,330,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy during the period from September 25, 2020 (inception) through December 31, 2020.

The fair value of the Public Warrants issued in connection with the Public Offering was initially and subsequently measured using a Monte Carlo simulation model at each measurement date. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model. For the period from September 25, 2020 (inception) through December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $5.3 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in Monte Carlo and Black-Scholes Option Pricing Models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

TREPONT ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

Information regarding Level 3 fair value measurements inputs at their measurement:

	As of December 4, 2020	As of December 31, 2020
Stock Price	9.38	9.68
Option term (in years)	5.75	5.67
Volatility	23.0%	23.2%
Risk-free interest rate	0.52%	0.46%
Dividend yield	0%	0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from September 25, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities as of December 4, 2020	$25,537,000
Change in fair value of derivative warrant liabilities	2,793,000

Derivative warrant liabilities as of December 31, 2020	$28,330,000