Form 10-Q
period 2021-03-31
Trepont Acquisition Corp I
filed 2021-06-21
CIK 1826991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Trepont Acquisition Corp I

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39745	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

Four Embarcadero Center, Suite 1400 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 295-4488

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary shares and one-half of one Warrant	TACA.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	TACA	The New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	TACA.WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 21, 2021, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

TREPONT ACQUISITION CORP I

Form 10-Q

For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

TREPONT ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,590,801	$—
Due from related party	—	1,637,690
Prepaid expenses	460,526	565,678

Total current assets	2,051,327	2,203,368
Investments held in Trust Account	232,304,461	232,300,970

Total assets	$234,355,788	$234,504,338

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$166,377	$27,988
Accrued expenses	1,094,038	77,001
Note payable - related party	33,331	25,000

Total current liabilities	1,293,746	129,989
Derivative warrant liabilities	14,746,260	28,330,000
Deferred underwriting commissions	8,050,000	8,050,000

Total liabilities	24,090,006	36,509,989

Commitments and Contingencies

Class A ordinary shares; 20,323,344 and 19,108,351 shares subject to possible redemption at $10.10 per share as of March 31, 2021 and December 31, 2020, respectively	205,265,774	192,994,340

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,676,656 and 3,891,649 shares issued and outstanding (excluding 20,323,344 and 19,108,351 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	268	389
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	11,184,146
Retained earnings (accumulated deficit)	4,999,165	(6,185,101)

Total shareholders’ equity	5,000,008	5,000,009

Total Liabilities and Shareholders’ Equity	$234,355,788	$234,504,338

The accompanying notes are an integral part of these unaudited condensed financial statements.

TREPONT ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021
Operating expenses:
General and administrative expenses	$1,285,798
Administrative fee - related party	30,000

Loss from operations	(1,315,798)

Other income:
Change in fair value of derivative warrant liabilities	13,583,740
Income earned on investments in Trust Account	3,491

Total other income	13,587,231

Net income	$12,271,433

Weighted average Class A ordinary shares outstanding, basic and diluted	23,000,000

Basic and diluted net income per ordinary share, Class A	$0.00

Weighted average Class B ordinary shares outstanding, basic and diluted	5,750,000

Basic and diluted net income per ordinary share, Class B	$2.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

TREPONT ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	3,891,649	$389	5,750,000	$575	11,184,146	$(6,185,101)	$5,000,009
Change in Class A Shares subject to possible redemption	(1,214,993)	(121)	—	—	(11,184,146)	(1,087,167)	(12,271,434)
Net income	—	—	—	—	—	12,271,433	12,271,433

Balance - March 31, 2021 (Unaudited)	2,676,656	$268	5,750,000	$575	$—	$4,999,165	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

TREPONT ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net income	$12,271,433
Adjustments to reconcile net income to cash used in operating activities:
Income earned on investments held in Trust Account	(3,491)
Change in fair value of warrant derivative liabilities	(13,583,740)
Changes in operating assets and liabilities:
Prepaid expenses	105,152
Accounts payable	138,389
Accrued expenses	1,017,037

Net cash used in operating activities	(55,220)

Cash Flows from Investing Activities:
Due from related party	1,637,690

Net cash provided by investing activities	1,637,690

Cash Flows from Financing Activities:
Proceeds from note payable to related party	8,331

Net cash provided by financing activities	8,331

Net change in cash	1,590,801

Cash - beginning of the period	—

Cash - end of the period	$1,590,801

Supplemental disclosure of noncash activities:
Change in initial value of Class A ordinary shares subject to possible redemption	$12,271,434

The accompanying notes are an integral part of these unaudited condensed financial statements.

TREPONT ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from September 25, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the preparation of its initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below).

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

TREPONT ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

TREPONT ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.6 million in cash and working capital of approximately $0.8 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan of approximately $97,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $64,000 of the Note balance on December 10, 2020, and the remaining approximately $33,000 of the Note balance was outstanding as of March 31, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under Working Capital Loans.

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

TREPONT ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies,

TREPONT ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021 and December 31, 2020 there were no cash equivalents not held in the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the derivative warrant liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

TREPONT ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 11,500,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 8,900,000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the public warrants issued in connection with the Initial Public Offering (the “Public Warrants”) was measured using a Monte Carlo simulation model. The fair value of the Private Placement warrants has been estimated using a Black Scholes simulation model at each measurement date. The fair value of the Public Warrants issued in connection with our Initial Public Offering will be measured based on the listed market price of such warrants, once these warrants begin separately trading. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 20,323,344 and 19,108,351 shares, respectively, of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

TREPONT ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the gain on marketable securities, dividends, and interest held in the Trust Account, resulting in net income of $3,491 for the three months ended March 31, 2021, by the weighted average number of Class A ordinary shares outstanding for the period. Net income per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 or December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

TREPONT ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares

On September 28, 2020, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On November 16, 2020, the Sponsor forfeited 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. The Sponsor agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full or was reduced by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on December 4, 2020; thus, these Founder Shares are no longer subject to forfeiture.

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

Related Party Loans

On September 28, 2020, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover the Company’s expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $97,000 under the Note. The Company repaid approximately $64,000 of the Note principal balance on December 10, 2020. As of March 31, 2021 and December 31, 2020, the outstanding Note balance was approximately $33,000 and $25,000, respectively.

TREPONT ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Administrative Support Agreement

Commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2021, the Company incurred $30,000 of expenses for these services. As of March 31, 2021 and December 31, 2020, the Company had accrued approximately $30,000 and $10,000, respectively, for services in connection with such agreement on the accompanying balance sheets.

Note 5—Commitments & Contingencies

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

TREPONT ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Shareholders’ equity

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 23,000,000 Class A ordinary shares issued or outstanding, including 20,323,344 and 19,108,351 shares, respectively, of Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 28, 2020, the Company issued 7,187,500 Class B ordinary shares to the Sponsor.

On November 16, 2020, the Sponsor forfeited 1,437,500 Class B ordinary shares for no consideration, resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the holders of our Founder Shares prior to the Initial Public Offering would collectively own approximately 20.0% of the Company’s issued and outstanding ordinary shares (See Note 4). The underwriters fully exercised the over-allotment option on December 4, 2020; thus, these Founder Shares are no longer subject to forfeiture.

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

Note 7—Warrants

As of March 31, 2021 and December 31, 2020, the Company had 11,500,000 of Public Warrants and 8,900,000 of Private Placement Warrants outstanding.

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

TREPONT ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The warrants have an exercise price of $11.50 per whole share, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination, and (z) the volume weighted average trading price of the Class A ordinary shares during the 10 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

TREPONT ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In no event will the Company be required to net cash settle any Warrants. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$232,304,461	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	8,254,850	—	—
Derivative warrant liabilities-Private warrants	—	—	6,491,410

TREPONT ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$232,300,970	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	—	—	15,870,000
Derivative warrant liabilities-Private warrants	—	—	12,460,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period.

The fair value of the Public Warrants issued in connection with the Public Offering was initially and subsequently measured using a Monte Carlo simulation model at each measurement date until separately traded. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model. For the three months ended March 31, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $13.6 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent Monte Carlo and Black-Scholes Option Pricing Models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021	As of December 31, 2020
Stock Price	9.81	9.68
Term (in years)	5.42	5.67
Volatility	13.5%	23.0%
Risk-free interest rate	1.02%	0.46%
Dividend yield	0%	0%

The change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs for the period for the three months ended March 31, 2021 is summarized as follows:

Level 3 Derivative warrant liabilities as of January 1, 2021	$28,330,000
Transfer of Public Warrants from Level 3	(15,870,000)
Change in fair value of level 3 derivative warrant liabilities	(5,968,590)

Level 3 Derivative warrant liabilities as of March 31, 2021	$6,491,410

TREPONT ACQUISITION CORP I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Subsequent events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Trepont Acquisition Corp I,” “Trepont,” “our,” “us” or “we” refer to Trepont Acquisition Corp I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on September 25, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

The registration statement for our IPO was declared effective on December 1, 2020. On December 4, 2020, we consummated our IPO of 23,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230.0 million.

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

If we are unable to complete a business combination within the allotted 18-month period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial business combination within the allotted 18-month period.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.6 million in cash and working capital of approximately $0.8 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan of approximately $97,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $64,000 of the Note balance on December 10, 2020, and the remaining approximately $33,000 of the Note balance was outstanding as of March 31, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under Working Capital Loans.

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

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the IPO, and since the closing of the IPO, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of approximately $12.3 million which consisted of an approximately $13.6 million gain in change in fair value of derivative warrant liabilities and approximately $3,500 of income from our investments held in the Trust Account, partially offset by $1.3 million in general and administrative expenses of which, $30,000 was for general and administrative expenses – related party.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 20,323,344 and 19,108,351 shares, respectively, of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the gain on marketable securities, dividends, and interest held in the Trust Account, resulting in net income of $3,491 for the three months ended March 31, 2021, by the weighted average number of Class A ordinary shares outstanding for the period. Net income per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States), or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described in “Part II, Item 9A. Controls and Procedures” included in our Annual Report on Form 10-K/A as filed with the SEC on June 9, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

In addition to the below, factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC on June 9, 2021. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

On April 12, 2021, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”), which discusses the accounting for certain warrants as liabilities. Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly, and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: June 21, 2021	TREPONT ACQUISITION CORP I

	By:	/s/ Ori Sasson
	Name:	Ori Sasson
	Title:	Chief Executive Officer (Principal Executive Officer)
Dated: June 21, 2021
	By:	/s/ Ori Sasson
	Name:	Ori Sasson
	Title:	Chief Financial Officer (Principal Financial Officer)