Form 10-Q
period 2021-06-30
Trepont Acquisition Corp I
filed 2021-08-16
CIK 1826991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 16, 2021, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

TREPONT ACQUISITION CORP I
Form
10-Q
For the Quarter Ended June 30, 2021

2

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
TREPONT ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,393,144	$—
Due from related party	—	1,637,690
Prepaid expenses	357,601	565,678

Total current assets	1,750,745	2,203,368
Investments held in Trust Account	232,307,991	232,300,970

Total assets	$234,058,736	$234,504,338

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$152,191	$27,988
Accrued expenses	1,794,625	77,001
Note payable - related party	25,000	25,000
Due to related party	70,120	—

Total current liabilities	2,041,936	129,989
Derivative warrant liabilities	18,245,000	28,330,000
Deferred underwriting commissions	8,050,000	8,050,000

Total liabilities	28,336,936	36,509,989

Commitments and Contingencies

Class A ordinary shares; 19,873,445 and 19,108,351 shares subject to possible redemption at $10.10 per share as of June 30, 2021 and December 31, 2020, respectively	200,721,795	192,994,340

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,126,555 and 3,891,649 shares issued and outstanding (excluding 19,873,445 and 19,108,351 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	313	389
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	3,456,768	11,184,146
Retained earnings (accumulated deficit)	1,542,349	(6,185,101)

Total shareholders’ equity	5,000,005	5,000,009

Total Liabilities and Shareholders’ Equity	$234,058,736	$234,504,338

The accompanying notes are an integral part of these unaudited condensed financial statements.

TREPONT ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$1,018,773	$2,304,571
Administrative fee - related party	30,000	60,000

Loss from operations	(1,048,773)	(2,364,571)
Other income (expenses):
Change in fair value of derivative warrant liabilities	(3,498,740)	10,085,000
Income earned on investments in Trust Account	3,530	7,021

Net income (loss)	$(4,543,983)	$7,727,450

Weighted average Class A ordinary shares outstanding, basic and diluted	23,000,000	23,000,000

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.00	$0.00

Weighted average Class B ordinary shares outstanding, basic and diluted	5,750,000	5,750,000

Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$(0.79)	$1.34

The accompanying notes are an integral part of these unaudited condensed financial statements.

TREPONT ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	3,891,649	$389	5,750,000	$575	11,184,146	$(6,185,101)	$5,000,009
Change in Class A Shares subject to possible redemption	(1,214,993)	(121)	—	—	(11,184,146)	(1,087,167)	(12,271,434)
Net income	—	—	—	—	—	12,271,433	12,271,433

Balance - March 31, 2021 (Unaudited)	2,676,656	268	5,750,000	575	—	4,999,165	5,000,008
Change in Class A Shares subject to possible redemption	449,899	45	—	—	3,456,768	1,087,167	4,543,980
Net loss	—	—	—	—	—	(4,543,983)	(4,543,983)

Balance - June 30, 2021 (Unaudited)	3,126,555	$313	5,750,000	$575	$3,456,768	$1,542,349	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

TREPONT ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$7,727,450
Adjustments to reconcile net income to cash used in operating activities:
Income earned on investments held in Trust Account	(7,021)
Change in fair value of warrant derivative liabilities	(10,085,000)
Changes in operating assets and liabilities:
Prepaid expenses	208,077
Accounts payable	124,203
Due from related party	70,120
Accrued expenses	1,717,625

Net cash used in operating activities	(244,546)

Net change in cash	(244,546)

Cash - beginning of the period	1,637,690

Cash - end of the period	$1,393,144

Supplemental disclosure of noncash activities:
Change in Class A ordinary shares subject to possible redemption	$7,727,454
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 25, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the preparation of its initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below).
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

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $1.4 million in cash and working capital deficit of approximately $291,000.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan of approximately $89,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $64,000 of the Note balance on December 10, 2020, and the remaining approximately $25,000 of the Note balance was outstanding as of June 30, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC
205-40,
“Basis of Presentation – Going Concern,” management has determined that the working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021, and any future periods.

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form
10-K/A
filed by the Company with the SEC on June 9, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020 there were no cash equivalents.

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income earned on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities excluding the derivative warrant liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the condensed balance sheets.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The estimated fair value of the Public Warrants was measured using a Monte Carlo simulation model. The estimated fair value of the Private Placement Warrants has been estimated using a Black Scholes option pricing model at each measurement date. The fair value of the Public Warrants as of June 30,

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 19,873,445 and 19,108,351 shares, respectively, of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
Net Income (Loss) Per Share
The Company’s unaudited condensed statements of operations include a presentation of income (loss) per Class A ordinary share subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income per Class A ordinary share, basic and diluted, is calculated by dividing the investment income earned on the Trust Account by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per Class B ordinary share, basic and diluted, is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.
The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase 20,400,000 shares of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events.

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share
:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Income from investments held in Trust Account	$3,530	$7,021

Net income attributable to Class A ordinary shares	$3,530	$7,021

Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	23,000,000

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A ordinary shares
Net income (loss)	$(4,543,983)	$7,727,450
Net income allocable to Class A ordinary shares	(3,530)	(7,021)

Net income (loss) attributable to Class B ordinary shares	$(4,547,513)	$7,720,429

Denominator: Weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.79)	$1.34

Income Taxes
FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 or December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business
Combination
.
Related Party Loans
On September 28, 2020, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover the Company’s expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $89,000 under the Note. The Company repaid approximately $64,000 of the Note principal balance on December 10, 2020. As of June 30, 2021 and December 31, 2020, the outstanding Note balance was approximately $25,000.

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
Due to Related Party
The Sponsor and an affiliate of the Company’s executive officers paid certain administrative expenses on behalf of the Company. These advances are due on demand and are non-interest
bearing. As of June 30, 2021, approximately $70,000 was due to related party.
Due from Related Party
As of December 31, 2020, there was approximately $1,637,000 in due from related party. It was fully repaid by Trepont Acquisition I, LLC on March 1, 2021.
Administrative Support Agreement
Commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 of expenses for these services. As of June 30, 2021, approximately $70,000 remains unpaid and is included in due to related party on the accompanying condensed balance sheets.
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

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Shareholders’ equity
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 23,000,000 Class A ordinary shares issued or outstanding, including 19,873,445 and 19,108,351 shares, respectively, of Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary shares issued and outstanding (see Note 4).
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
basis.
Note 7—Warrants
As of June 30, 2021 and December 31, 2020, the Company had 11,500,000 of Public Warrants and 8,900,000 of Private Placement Warrants outstanding.
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

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants have an exercise price of $11.50 per whole share and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination, and (z) the volume weighted average trading price of the Class A ordinary shares during the 10 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.
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

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 8—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are
measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$232,307,991	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$10,235,000	$—	$—
Derivative warrant liabilities - Private warrants	$—	$—	$8,010,000

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$232,300,970	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$—	$—	$15,870,000
Derivative warrant liabilities - Private warrants	$—	$—	$12,460,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in January 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended
June 30, 2021
.
Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes Model as of each measurement date. The fair value of Public Warrants has been measured based on the listed market price of such warrants since January 2021. For the three and six months ended June 30, 2021, the Company recognized a non-operating
loss resulting from an increase in the fair value of liabilities of approximately $3.5 million and a non-operating
gain resulting from a decrease in the fair value of liabilities of approximately $10.1 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and a Black-Scholes Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021	As of December 31, 2020
Stock Price	9.89	9.68
Term (in years)	5.17	5.67
Volatility	14.6%	23.0%
Risk-free interest rate	0.90%	0.46%
Dividend yield	0%	0%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities as of January 1, 2021	$28,330,000
Transfer of Public Warrants from Level 3 to Level 1	(15,870,000)
Change in fair value of derivative warrant liabilities	(5,968,590)

Derivative warrant liabilities as of March 31, 2021	6,491,410
Change in fair value of derivative warrant liabilities	1,518,590

Derivative warrant liabilities as of June 30, 2021	$8,010,000

Note 9—Subsequent events
Management has evaluated subsequent events and transactions that occurred after June 30, 2021 through the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
period.

Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $1.4 million in cash and working capital deficit of approximately $291,000.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan of approximately $89,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $64,000 of the Note balance on December 10, 2020, and the remaining approximately $25,000 of the Note balance was outstanding as of June 30, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under Working Capital Loans.
In connection with our assessment of going concern considerations in accordance with FASB ASC
205-40,
“Basis of Presentation – Going Concern,” management has determined that the working capital deficit raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date we are required to liquidate. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
Results of Operations
Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the IPO, and since the closing of the IPO, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of approximately $4.5 million which consisted of $1.0 million in general and administrative expenses of which, $30,000 was for general and administrative expenses – related party, an approximately $3.5 million loss in change in fair value of derivative warrant liabilities, partially offset by approximately $3,500 of income from our investments held in the Trust Account.
For the six months ended June 30, 2021, we had net income of approximately $7.7 million which consisted of an approximately $10.0 million gain in change in fair value of derivative warrant liabilities and approximately $7,000 of income from our investments held in the Trust Account, partially offset by $2.4 million in general and administrative expenses of which, $60,000 was for general and administrative expenses – related party.
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
Derivative Warrant Liabilities
We do not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of our financial instruments, including issued warrants to purchase our Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The estimated fair value of the Public Warrants was measured using a Monte Carlo simulation model. The estimated fair value of the Private Placement Warrants has been estimated using a Black Scholes option pricing model at each measurement date. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 19,873,445 and 19,108,351 shares, respectively, of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.
Net Income (Loss) Per Share
Our unaudited condensed statements of operations include a presentation of income (loss) per Class A ordinary share subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income per Class A ordinary share, basic and diluted, is calculated by dividing the investment income earned on the Trust Account by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per Class B ordinary share, basic and diluted, is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.
We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase 20,400,000 shares of our Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events.

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No.
2020-06,
 Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
 (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU
2020-06
on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact our financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
We are a smaller reporting company as defined in Rule
12b-2
under the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15(e) and
15d-15(e) under
the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in “Part II, Item 9A. Controls and Procedures” included in our Annual Report on
Form 10-K/A
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
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
We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: August 16, 2021	TREPONT ACQUISITION CORP I

	By:	/s/ Ori Sasson
	Name:	Ori Sasson
	Title:	Chief Executive Officer (Principal Executive Officer)
Dated: August 16, 2021
	By:	/s/ Ori Sasson
	Name:	Ori Sasson
	Title:	Chief Financial Officer (Principal Financial Officer)