Form 10-Q
period 2021-09-30
Trepont Acquisition Corp I
filed 2021-11-15
CIK 1826991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November
12
, 2021, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000
 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

TREPONT ACQUISITION CORP I
Form
10-Q
For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021, and for the Period from September 25, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the Period from September 25, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the Period from September 25, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
SIGNATURES		26

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
TREPONT ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,266,041	$—
Due from related party	—	1,637,690
Prepaid expenses	277,581	565,678

Total current assets	1,543,622	2,203,368
Investments held in Trust Account	232,311,561	232,300,970

Total assets	$233,855,183	$234,504,338

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$190,258	$27,988
Accrued expenses	1,866,375	77,001
Note payable - related party	25,000	25,000
Due to related party	100,000	—

Total current liabilities	2,181,633	129,989
Derivative warrant liabilities	13,056,000	28,330,000
Deferred underwriting commissions	8,050,000	8,050,000

Total liabilities	23,287,633	36,509,989
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10.10 per share as of September 30, 2021 and December 31, 2020	232,300,000	232,300,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	—
Accumulated deficit	(21,733,025)	(34,306,226)

Total shareholders’ deficit	(21,732,450)	(34,305,651)

Total Liabilities and Shareholders’ Deficit	$233,855,183	$234,504,338

The accompanying notes are an integral part of these unaudited condensed financial statements.

TREPONT ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period From September 25, 2020 (inception) through September 30, 2020
General and administrative expenses	$316,819	$2,621,390	$10,159
Administrative fee - related party	30,000	90,000	—

Loss from operations	(346,819)	(2,711,390)	(10,159)
Other income (expenses):
Change in fair value of derivative warrant liabilities	5,189,000	15,274,000	—
Income earned on investments in Trust Account	3,570	10,591	—

Net income (loss)	$4,845,751	$12,573,201	$(10,159)

Weighted average Class A ordinary shares outstanding, basic and diluted	23,000,000	23,000,000	—

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.17	$0.44	$—

Weighted average Class B ordinary shares outstanding, basic and diluted	5,750,000	5,750,000	5,000,000

Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.17	$0.44	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TREPONT ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine Months Ended September 30, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	5,750,000	$575	$—	$(34,306,226)	$(34,305,651)
Net income	—	—	—	—	—	12,271,433	12,271,433

Balance - March 31, 2021 (Unaudited)	—	—	5,750,000	575	—	(22,034,793)	(22,034,218)
Net loss	—	—	—	—	—	(4,543,983)	(4,543,983)

Balance - June 30, 2021 (unaudited)	—	—	5,750,000	575	—	(26,578,776)	(26,578,201)
Net income	—	—	—	—	—	4,845,751	4,845,751

Balance - September 30, 2021 (Unaudited)	—	$—	5,750,000	$575	$—	$(21,733,025)	$(21,732,450)

	For the period from September 25, 2020 (inception) through September 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 25, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(10,159)	(10,159)

Balance - September 30, 2020 (unaudited)	—	$—	5,750,000	$575	$24,425	$(10,159)	$14,841

The accompanying notes are an integral part of these unaudited condensed financial statements.

TREPONT ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period From September 25, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$12,573,201	$(10,159)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Income earned on investments held in Trust Account	(10,591)	—
Change in fair value of warrant derivative liabilities	(15,274,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	288,097	10,159
Accounts payable	162,270	—
Due from related party	100,000	—
Accrued expenses	1,789,374	—

Net cash used in operating activities	(371,649)	—

Net change in cash	(371,649)	—
Cash - beginning of the period	1,637,690	—

Cash - end of the period	$1,266,041	$—

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	$—	$45,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note
1-Description
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 25, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the preparation of its initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below).
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
The Company will provide the holders of the Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $
10.10 per Public Share). The

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a general meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against or vote at all for the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and each member of the Company’s management team agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination.
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

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Going Concern Consideration
As of September 30, 2021, the Company had approximately $1.3 million in cash and working capital deficit of approximately $638,000.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan of approximately $89,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $64,000 of the Note balance on December 10, 2020, and the remaining approximately $25,000 of the Note balance was outstanding as of September 30, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC
205-40,
“Basis of Presentation - Going Concern,” management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 4, 2022. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Risk and Uncertainties
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the
“COVID-19
outbreak”). In March 2020, the WHO classified the
COVID-19
outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the
COVID-19
outbreak continues to evolve. The impact of the
COVID-19
outbreak on the Company’s results of operations, financial position and cash flows will depend on future
developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the
COVID-19
outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the
COVID-19
outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the
COVID-19
outbreak and the resulting market downturn. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021, and any future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form
10-K/A
filed by the Company with the SEC on June 9, 2021.
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary share subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary share in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable share classified as temporary equity as part of net tangible assets. Effective with these unaudited condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary share as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary share at the Initial Public Offering resulted in a decrease of approximately $5.8 million in additional paid-in
capital and an increase of approximately $28.1 million to accumulated deficit, as well as a reclassification of 3,360,205 shares of Class A ordinary share from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statements included as an exhibit to the Company’s Form
8-K
filed with the SEC on December 10, 2020 and previously issued financial statements included in Form
10-Qs
and Form
10-K/A
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.
The impact of the revision to the audited balance sheet as of December 31, 2020, and the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $39.3 million, $27.0 million and $31.6 million, respectively, from total shareholders’ equity to Class A ordinary share subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the Class A ordinary share subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020 there were no cash equivalents.

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
at the end of each reporting period.

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The estimated fair value of the Public Warrants was measured using a Monte Carlo simulation model. The estimated fair value of the Private Placement Warrants has been estimated using a Black Scholes option pricing model at each measurement date. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 23,000,000
 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 20,400,000
 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021 and for the period from September 25, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$3,876,601	$969,150	$10,058,561	$2,514,640
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income per ordinary share	$0.17	$0.17	$0.44	$0.44

	For the Period From September 25, 2020 (inception) through September 30, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$—	$(10,159)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	5,000,000

Basic and diluted net loss per ordinary share	$—	$(0.00)

Income Taxes
FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 or December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed fin ancial state
ments.
Note
3-Initial
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
Each Unit consists of one Class A ordinary share and
one-half
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).
Note
4-Related
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

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans
On September 28, 2020, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover the Company’s expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $89,000 under the Note. The Company repaid approximately $64,000 of the Note principal balance on December 10
, 2020. As of September 30, 2021 and December 31, 2020, the outstanding Note balance was approximately $25,000.
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
Due to Related Party
The Sponsor and an affiliate of the Company’s executive officers paid certain administrative expenses on behalf of the Company. These advances are due on demand and are non-interest
bearing. As of September 30, 2021 and December 31, 2020, there was no outstanding balance in due to related party for these fees.
Due from Related Party
As of December 31, 2020, there was approximately $1,637,000 in due from related party. It was fully repaid by Trepont Acquisition I, LLC on March 1, 2021.
Administrative Support Agreement
Commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2021, and for the period from September 25, 2020 (inception) through September 30, 2020, the Company incurred $30,000, $90,000 and $0 of expenses for these services. As of September 30, 2021 and December 31, 2020, $100,000 and $0 remains unpaid and is included in due to related party on the accompanying condensed balance sheets.
Note
5-Commitments
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

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 6 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 23,000,000 Class A ordinary shares issued and subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Fair value of Public Warrants at issuance	(14,145,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,700,550)
Plus:
Accretion of carrying value to redemption value	28,145,550

Class A ordinary shares subject to possible redemption	$232,300,000

Note
7-Shareholders’
Equity (Deficit)
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 23,000,000 Class A ordinary shares issued or outstanding, all of which were subject to possible redemption and classified as temporary equity in the accompanying condensed balance sheets (see Note 6).
Class
 B Ordinary Shares
-The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary shares issued and outstanding (see Note 4).
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
basis.
Note
8-Warrants
As of September 30, 2021 and December 31, 2020, the Company had 11,500,000 of Public Warrants and 8,900,000 of Private Placement Warrants outstanding.
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

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the
30-day
redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
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

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
9-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$232,311,561	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$7,360,000	$—	$—
Derivative warrant liabilities - Private warrants	$—	$—	$5,696,000

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$232,300,970	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$—	$—	$15,870,000
Derivative warrant liabilities - Private warrants	$—	$—	$12,460,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in January 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.
Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes Model as of each measurement date. The fair value of Public Warrants has been measured based on the listed market price of such warrants since January 2021. For the three and nine months ended September 30, 2021, the Company recognized a non-operating
gain resulting from a decrease in the fair value of liabilities of approximately $5.2 million and a non-operating
gain resulting from a decrease in the fair value of liabilities of approximately $15.3 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and a Black-Scholes Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021	As of December 31, 2020
Stock Price	9.97	9.68
Term (in years)	4.92	5.67
Volatility	11.5%	23.0%
Risk-free interest rate	0.96%	0.46%
Dividend yield	0%	0%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities as of January 1, 2021	$28,330,000
Transfer of Public Warrants from Level 3 to Level 1	(15,870,000)
Change in fair value of derivative warrant liabilities	(5,968,590)

Derivative warrant liabilities as of March 31, 2021	6,491,410
Change in fair value of derivative warrant liabilities	1,518,590

Derivative warrant liabilities as of June 30, 2021	8,010,000
Change in fair value of derivative warrant liabilities	(2,314,000)

Derivative warrant liabilities as of September 30, 2021	$5,696,000

Note
10-Subsequent
events
Management has evaluated subsequent events and transactions that occurred after September 30, 2021 through the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
period.

Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $1.3 million in cash and working capital deficit of approximately $638,000.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan of approximately $89,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $64,000 of the Note balance on December 10, 2020, and the remaining approximately $25,000 of the Note balance was outstanding as of September 30, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under Working Capital Loans.
In connection with our assessment of going concern considerations in accordance with FASB ASC
205-40,
“Basis of Presentation - Going Concern,” management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 4, 2022. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
Results of Operations
Our entire activity from inception through September 30, 2021 related to our formation, the preparation for the IPO, and since the closing of the IPO, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had net income of approximately $4.8 million which consisted of an approximately $5.2 million gain in change in fair value of derivative warrant liabilities and approximately $4,000 of income from our investments held in the Trust Account, partially offset by $347,000 in general and administrative expenses of which, $30,000 was for general and administrative expenses - related party.
For the nine months ended September 30, 2021, we had net income of approximately $12.6 million which consisted of an approximately $15.3 million gain in change in fair value of derivative warrant liabilities and approximately $11,000 of income from our investments held in the Trust Account, partially offset by $2.7 million in general and administrative expenses of which, $90,000 was for general and administrative expenses - related party.
For the period from September 25, 2020 (inception) through September 30, 2020, we had net loss of approximately $10,000 which consisted of approximately $10,000 in general and administrative expenses.
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
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The estimated fair value of the Public Warrants was measured using a Monte Carlo simulation model. The estimated fair value of the Private Placement Warrants has been estimated using a Black Scholes option pricing model at each measurement date. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 23,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 20,400,000 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021, and for the period from September 25, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined in Rule
12b-2
under the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
In connection with our management’s assessment of our internal control over financial reporting as of June 30, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities solely due to our misapplication of the accounting for our warrants as liabilities. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. generally accepted accounting principles (“GAAP”). The material weakness resulted in a material misstatement of current liabilities and shareholders’ equity on our balance sheet as well as a material misstatement of our net income within our statement of operations.
During the second quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for derivative liabilities. These enhancements include our implementation of additional procedures related to documentation of our management’s evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.
As a result of these enhancements, our management concluded that the material weakness was remediated as of September 30, 2021.
PART
II-OTHER
INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Quarterly Report on Form
10-Q
for the period ended June 30, 2021, as filed with the SEC on August 16, 2021. As of the date of this report, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form
10-Q
for the period ended June 30, 2021.

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

Dated: November 12, 2021	TREPONT ACQUISITION CORP I

	By:	/s/ Ori Sasson
	Name:	Ori Sasson
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2021
	By:	/s/ Ori Sasson
	Name:	Ori Sasson
	Title:	Chief Financial Officer (Principal Financial Officer)