Form 10-K/A
period 2020-12-31
Trepont Acquisition Corp I
filed 2022-01-27
CIK 1826991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

(Amendment No. 2)

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
common equity held by
non-affiliates
as of such date.
As of January 2
7
, 2022, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

EXPLANATORY NOTE
References throughout this Amendment No. 2 to the Annual Report on Form
10-K
to “we,” “us,” the “Company” or “our company” are to Trepont Acquisition Corp I, unless the context otherwise indicates.
This Amendment No. 2 to the Annual Report on Form
10-K/A
(this “Annual Report”) amends Amendment No. 1 to the Annual Report on Form
10-K/A
of Trepont Acquisition Corp I for the fiscal period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on June 9, 2021 (the “First Amended Filing”).
In preparation of the Company’s financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its previously filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to possible redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity (deficit). Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for the quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
After further consideration of the impact of the error that led to the revised September 30, 2021 financial statements, on January 24, 2022, the Company’s management and the audit committee of our board of directors concluded that the Company’s previously issued (i) audited balance sheet as of December 4, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 9, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 21, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 2021 Form 10-Q”).
The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in Item 4 of Part I to the Q3 2021 Form 10-Q.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
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
10-K/A
(Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2020, as filed with the SEC on March 31, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2, and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Report on Form 10-Q for the periods affected by the restatement or our previously filed balance sheet, dated December 4, 2020, on Form 8-K. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

CERTAIN TERMS
Unless otherwise stated in this Annual Report, references to:
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
Following the issuance of the SEC Staff Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020. Our management and our audit committee also concluded that it was appropriate to restate previously issued financial statements for the Affected Periods.
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
As described in the First Amended Filing, we have identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures as of and for the period from September 25, 2020 (inception) through December 31, 2020. For a discussion of management’s consideration of the material weakness identified related to our accounting for the warrants we issued in connection with the December 2020 initial public offering, see “Part II, Item 9A. Controls and Procedures” included in the First Amended Filing.
As described elsewhere in this Annual Report, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and the calculation of earnings per share. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of our Class A ordinary shares subject to possible redemption was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A ordinary shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A ordinary shares subject to possible redemption, the Company’s management has determined that the Class A ordinary shares include certain provisions that require classification of all of the Class A ordinary shares as temporary equity regardless of the net tangible assets redemption limitation contained in the charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A ordinary shares subject to possible redemption, see Note 2 to the accompanying financial statements, as well as “Part II, Item 9A: Controls and Procedures” included in this
Annual Report.

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
Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s ("FASB") Accounting Standards Update ("ASU")
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 4, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
References to the “Company,” “our,” “us” or “we” refer to Trepont Acquisition Corp I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited condensed financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
In this Annual Report, we are restating our audited financial statements as of December 31, 2020, our audited financial statements for the period from September 25, 2020 (inception) through December 31, 2020 and the audited balance sheet issued in connection with our initial public offering on December 4, 2020.
.
In preparation of our financial statements as of and for the quarterly period ended September 30, 2021, we concluded we should revise our previously filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within our control require shares subject to redemption to be classified outside of permanent equity. We had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although we did not specify a maximum redemption threshold, our charter currently provides that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Previously, we did not consider redeemable share classified as temporary equity as part of net tangible assets. Effective with its financial statements for the quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, we determined we should restate our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in our income and losses.
After further consideration of the impact of the error that led to the revised September 30, 2021 financial statements, on January 24, 2022, the management and the audit committee of our board of directors concluded that our previously issued (i) audited balance sheet as of December 4, 2020 (the “Post IPO Balance Sheet”), as previously revised in our 2020 Form 10-K/A No. 1, (ii) audited financial statements included in the 2020 Form 10- K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 21, 2021; and (iv) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, we will restate our financial statements for the Affected Periods in this Form 10- K/A for the Post IPO Balance Sheet and our audited financial statements included in the 2020 Form 10-K/A No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC.
The restatement does not have an impact on our cash position and cash held in the Trust Account.
In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s complex financial instruments. For more information, see “Part II, Item 9A. Controls and Procedures” included in this Annual Report .

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
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
Subsequent to the Company’s previously issued Form 10-K/A on June 9, 2021, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASU No. 205-40,
Basis of Presentation—Going Concern
, management has determined that the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 4, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by June 4, 2022.
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
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Net Income (Loss) Per Ordinary Share
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We do not consider the effect the warrants sold in the IPO and the private placement, an aggregate of 20,400,000 warrants, would have on diluted net income (loss) per share if exercised to purchase the Company’s Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method.
As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from September 25, 2020 (inception) through December 31, 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity
(“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows. The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
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
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 4, 2020 and its annual financial statements for the period ended December 31, 2020. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on
Form 10-K/A
had not yet been identified.
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

	Class B ordinary shares (2)		Class A ordinary shares
Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Trepont Acquisition I, LLC (3)	5,630,000	97.9%	—	—	19.58%
Arun Sarin (3)	5,630,000	97.9%	—	—	19.58%
Ori Sasson (3)	5,630,000	97.9%	—	—	19.58%
J. Michael Cline	40,000	0.7%	—	—	0.14%
Sanjay Jha	40,000	0.7%	—	—	0.14%
Oren Zeev	40,000	0.7%	—	—	0.14%
Allan Weine (4)	—	—	1,439,175	6.26%	5.01%
Kenneth Griffin (5)	—	—	1,231,344	5.35%	4.28%
All directors and officers as a group (five individuals)	5,750,000	100%	—	—	—

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is Four Embarcadero Center, Suite 1400, San Francisco, CA 94111.
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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the period from September 25, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $65,185.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees during the period from September 25, 2020 (inception) through December 31, 2020.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any tax fees during the period from September 25, 2020 (inception) through December 31, 2020.

All Other Fees
. All other fees consist of fees billed for all other services. We did not pay Withum any other fees during the period from September 25, 2020 (inception) through December 31, 2020.
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

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements
The following financial statements are filed as part of this Annual Report:

(2)	Financial Statements Schedule
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
www.sec.gov
.

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
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form
10-K/A
to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 2022.

Trepont Acquisition Corp I

By:	/s/ Ori Sasson
Name: Ori Sasson
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form
10-K/A
has been signed by the following persons in the capacity and on the dates indicated.

Name	Positon	Date

/s/ Ori Sasson Ori Sasson	Chief Executive Officer	January 27, 2022

/s/ Arun Sarin Arun Sarin	Chairman of the Board	January 27, 2022

/s/ J. Michael Cline J. Michael Cline	Director	January 27, 2022

/s/ Sanjay Jha Sanjay Jha	Director	January 27, 2022

/s/ Oren Zeev Oren Zeev	Director	January 27, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Trepont Acquisition Corp I
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Trepont Acquisition Corp I (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from September 25, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 25, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by June 4, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
New York, New York
June 9, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is January 27, 2022

TREPONT ACQUISITION CORP I
BALANCE SHEET
AS RESTATED – SEE NOTE 2
DECEMBER 31, 2020

Assets
Current assets:
Due from related party	$1,637,690
Prepaid expenses	565,678

Total current assets	2,203,368
Investments held in Trust Account	232,300,970

Total assets	$234,504,338

Total Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$27,988
Accrued expenses	77,001
Note payable - related party	25,000

Total current liabilities	129,989
Derivative warrant liabilities	28,330,000
Deferred underwriting commissions	8,050,000

Total liabilities	36,509,989
Commitments and Contingencies
Class A ordinary shares; 23,000,000 shares subject to possible redemption at $10.10 per share	232,300,000

Shareholders’ Deficit

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—

Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(34,306,226)

Total shareholders’ deficit	(34,305,651)

Total Liabilities and Shareholders’ Deficit	$234,504,338

The accompanying notes are an integral part of these financial statements.

TREPONT ACQUISITION CORP I
STATEMENT OF OPERATIONS
AS RESTATED – SEE NOTE 2
FOR THE PERIOD FROM SEPTEMBER 25, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Operating expenses:
General and administrative expenses	$115,918
Administrative fee—related party	10,000

Loss from operations	(125,918)

Other (expense) income:
Change in fair value of derivative warrant liabilities	(5,285,000)
Financing costs—derivative warrant liabilities	(775,153)
Income earned on investments in Trust Account	970

Total other income	(6,059,183)

Net loss	$(6,185,101)

Weighted average Class A ordinary shares outstanding, basic and diluted	6,778,947

Basic and diluted net income per ordinary share, Class A	$(0.52)

Weighted average Class B ordinary shares outstanding, basic and diluted	5,221,053

Basic and diluted net loss per ordinary share, Class B	$(0.52)

The accompanying notes are an integral part of these financial statements.

TREPONT ACQUISITION CORP I
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
AS RESTATED – SEE NOTE 2
FOR THE PERIOD FROM SEPTEMBER 25, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount

Balance—September 25, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(24,425)	(28,121,125)	(28,145,550)
Net loss	—	—	—	—	—	(6,185,101)	(6,185,101)

Balance—December 31, 2020	—	$—	5,750,000	$575	$—	$(34,306,226)	$(34,305,651)

The accompanying notes are an integral part of these financial statements.

TREPONT ACQUISITION CORP I
STATEMENT OF CASH FLOWS
AS RESTATED – SEE NOTE 2
FOR THE PERIOD FROM SEPTEMBER 25, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(6,185,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments held in Trust Account	(970)
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
General and administrative expenses paid by Sponsor under promissory note	735
Change in fair value of warrant derivative liabilities	5,285,000
Financing costs - derivative warrant liabilities	775,153
Changes in operating assets and liabilities:
Prepaid expenses	(565,678)
Accounts payable	27,988
Accrued expenses	2,001

Net cash used in operating activities	(635,872)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(232,300,000)

Net cash used in investing activities	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	25,000
Repayment of note payable to related party	(64,453)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	8,900,000
Offering costs paid	(4,986,985)
Reimbursement from underwriters of offering costs	700,000

Net cash provided by financing activities	234,573,562

Net change in cash	1,637,690
Due from related party - beginning of the period	—

Due from related party - end of the period	$1,637,690

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$75,000
Offering costs funded with note payable - related party	$63,718
Deferred underwriting commissions	$8,050,000
The accompanying notes are an integral part of these financial statements.

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
As Restated
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

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
As Restated

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

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
As Restated

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $
100,000
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

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
As Restated

Liquidity and Capital Resources
As of December 31, 2020, the Company had approximately $1.6 million in due from related party and working capital of approximately $2.1 million.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan of approximately $89,000 from the Sponsor under the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $64,000 of the Note balance on December 10, 2020, and the remaining $25,000 of the Note balance was outstanding as of December 31, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there was no amounts outstanding under Working Capital Loans.
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
Note 2 —Restatement Of Previously Issued Financial Statements
In connection with the change in presentation of Class A ordinary shares subject to possible redemption, the Company concluded it should restate its previously filed financial statements to classify all Class A ordinary

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
As Restated

shares subject to possible redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than
$5,000,001.
Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for the quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error. Therefore, the Company, in consultation with its audit committee, concluded that the following financial statements should be restated: (i) audited balance sheet as of December 4, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 9, 2021 (“2020 Form 10- K/A No. 1”); (ii) audited financial statements included in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 21, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 2021 Form 10-Q”).
The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”). This restatement also resulted in changes to the disclosures provided in Notes 3, 8 and 9 of these financial statements.

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
As Restated

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 31, 2020:

As of December 31, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated

Class A ordinary shares subject to possible redemption	192,994,340	39,305,660	232,300,000
Class A ordinary shares	389	(389)	—
Class B ordinary shares	575	—	575
Additional paid-in capital	11,184,146	(11,184,146)	—
Accumulated deficit	(6,185,101)	(28,121,125)	(34,306,226)

Total shareholders’ equity (deficit)	$5,000,009	$(39,305,660)	$(34,305,651)

The Company’s statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from September 25, 2020 (inception) through December 31, 2020:

For the Period From September 25, 2020 (Inception) Through December 31, 2020

	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Value of Class A ordinary shares subject to possible redemption	$195,869,928	$(195,869,928)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(2,875,588)	$2,875,588	$—

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
As Restated

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from September 25, 2020 (inception) through December 31, 2020:

	Earnings (Loss) Per Share
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
For the Period From September 25, 2020 (Inception) Through December 31, 2020
Net loss	$(6,185,101)	$—	$(6,185,101)
Weighted average shares outstanding - Class A ordinary shares	23,000,000	(16,221,053)	6,778,947
Basic and diluted loss per share - Class A ordinary shares	$—	$(0.52)	$(0.52)
Weighted average shares outstanding - Class B ordinary shares	5,213,158	7,895	5,221,053
Basic and diluted loss per share - Class B ordinary shares	$(1.19)	$0.67	(0.52)
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 4, 2020:

	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
As of December 4, 2020
Class A ordinary shares subject to possible redemption	195,869,928	36,430,072	232,300,000
Class A ordinary shares	336	(336)	—
Class B ordinary shares	575	—	575
Additional paid-in capital	5,816,611	(5,816,611)	—
Accumulated deficit	(817,516)	(30,613,125)	(31,430,641)
Total shareholders’ equity (deficit)	$5,000,006	$(36,430,072)	$(31,430,066)
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 4, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by June 4, 2022.

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
As Restated

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

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
As Restated

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

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
As Restated

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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of underwriting, legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the security.

Net Income (Loss) Per Ordinary Share
The Company has two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
As Restated

net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We do not consider the effect the warrants sold in the IPO and the private placement, an aggregate of

20,400,000
warrants, would have on diluted net income (loss) per share if exercised to purchase the Company’s Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from September 25, 2020 (inception) through December 31, 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. The following table reflects the calculation of basic and diluted net loss per share:

	For The Period From September 25, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(3,494,039)	$(2,691,061)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	6,778,947	5,221,053

Basic and diluted net loss per ordinary share	$(0.52)	$(0.52)

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

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
As Restated

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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity
(“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows. The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
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

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
As Restated

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

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
As Restated

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

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
As Restated

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

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
As Restated

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
If the Company has not completed the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
As Restated

Note 8—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of December 31, 2020, there were 23,000,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption.
The Class A ordinary shares issued in the Initial Public Offering were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross proceeds	$230,000,000
Less:
Fair value of Public Warrants at issuance	(14,145,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,700,550)
Plus:
Accretion of carrying value to redemption value	28,145,550

Class A ordinary shares subject to possible redemption	$232,300,000

Note 9—Shareholders’ Equity (Deficit)
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 23,000,000 Class A ordinary shares issued or outstanding, all of which were subject to possible redemption and classified in temporary equity (see Note 8).
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
The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one
basis, subject to adjustment for share
sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
As Restated

deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.
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

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
As Restated

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

Note 11—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as
described in Note 2 with respect to the restatements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.