Form 10-Q/A
period 2021-09-30
Trepont Acquisition Corp I
filed 2022-01-27
CIK 1826991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of January
27
, 2022
, 23,000,000 Class A ordinary shares, par va
l
ue $0.0001 per share, and 5,750,000
 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Trepont Acquisition Corp I, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Trepont Acquisition Corp I (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Q3 2021 Form 10-Q”). The Q3 2021 Form 10-Q includes a section within Note 2, Revision of Previously Issued Financial Statements (“Note 2”), that describes a revision to the Company’s classification of its Class A ordinary shares subject to possible redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on November 24, 2020. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.
The Company previously determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its financial statements in Note 2 to its Q3 2021 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on January 24, 2022, the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s previously issued (i) audited balance sheet as of December 4, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal period ended December 31, 2020, filed with the SEC on June 9, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 21, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, and (v) Note 2 to the unaudited interim financial statements and Item 4 of Part I included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should no longer be relied upon.
As such, the Company will restate its financial statements for the Affected Periods in a Form 10-K/A, Amendment No. 2, for the Post-IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited condensed financial statements for the quarterly period ended September 30, 2020, and will restate the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 in this Quarterly Report on Form 10-Q/A.
The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part I of this filing.

TREPONT ACQUISITION CORP I
Form
10-Q
For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021, and for the Period from September 25, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the Period from September 25, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the Period from September 25, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements (as restated)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures (as restated)	25
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
SIGNATURES		27

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
TREPONT ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,266,041	$—
Due from related party	—	1,637,690
Prepaid expenses	277,581	565,678

Total current assets	1,543,622	2,203,368
Investments held in Trust Account	232,311,561	232,300,970

Total assets	$233,855,183	$234,504,338

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$190,258	$27,988
Accrued expenses	1,866,375	77,001
Note payable - related party	25,000	25,000
Due to related party	100,000	—

Total current liabilities	2,181,633	129,989
Derivative warrant liabilities	13,056,000	28,330,000
Deferred underwriting commissions	8,050,000	8,050,000

Total liabilities	23,287,633	36,509,989
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10.10 per share as of September 30, 2021 and December 31, 2020	232,300,000	232,300,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	—
Accumulated deficit	(21,733,025)	(34,306,226)

Total shareholders’ deficit	(21,732,450)	(34,305,651)

Total Liabilities and Shareholders’ Deficit	$233,855,183	$234,504,338

The accompanying notes are an integral part of these unaudited condensed financial statements.

TREPONT ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period From September 25, 2020 (inception) through September 30, 2020
General and administrative expenses	$316,819	$2,621,390	$10,159
Administrative fee - related party	30,000	90,000	—

Loss from operations	(346,819)	(2,711,390)	(10,159)
Other income (expenses):
Change in fair value of derivative warrant liabilities	5,189,000	15,274,000	—
Income earned on investments in Trust Account	3,570	10,591	—

Net income (loss)	$4,845,751	$12,573,201	$(10,159)

Weighted average Class A ordinary shares outstanding, basic and diluted	23,000,000	23,000,000	—

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.17	$0.44	$—

Weighted average Class B ordinary shares outstanding, basic and diluted	5,750,000	5,750,000	5,000,000

Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.17	$0.44	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TREPONT ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine Months Ended September 30, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	5,750,000	$575	$—	$(34,306,226)	$(34,305,651)
Net income	—	—	—	—	—	12,271,433	12,271,433

Balance - March 31, 2021 (unaudited), as restated	—	—	5,750,000	575	—	(22,034,793)	(22,034,218)
Net loss	—	—	—	—	—	(4,543,983)	(4,543,983)

Balance - June 30, 2021 (unaudited), as restated	—	—	5,750,000	575	—	(26,578,776)	(26,578,201)
Net income	—	—	—	—	—	4,845,751	4,845,751

Balance - September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(21,733,025)	$(21,732,450)

	For the period from September 25, 2020 (inception) through September 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 25, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(10,159)	(10,159)

Balance - September 30, 2020 (unaudited)	—	$—	5,750,000	$575	$24,425	$(10,159)	$14,841

The accompanying notes are an integral part of these unaudited condensed financial statements.

TREPONT ACQUISITION CORP I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period From September 25, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$12,573,201	$(10,159)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Income earned on investments held in Trust Account	(10,591)	—
Change in fair value of warrant derivative liabilities	(15,274,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	288,097	10,159
Accounts payable	162,270	—
Due from related party	100,000	—
Accrued expenses	1,789,374	—

Net cash used in operating activities	(371,649)	—

Net change in cash	(371,649)	—
Cash - beginning of the period	1,637,690	—

Cash - end of the period	$1,266,041	$—

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	$—	$45,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
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
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan of approximately $89,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $64,000 of the Note balance on December 10, 2020, and the remaining approximately $25,000 of the Note balance was outstanding as of September 30, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Com
p
any Working Capital Loans (see Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under Working Capital Loans.
I
n connection with the Company’s assessment of going concern considerations in accordance with FASB ASC
205-40,
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

The Company intends to complete a Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by June 4, 2022.
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
Note
2-Basis
of Presentation and Summary of Significant Accounting Policies (As Restated)
Basis of Presentation
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
Restatement of Previously Reported Financial Statements
In the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, as filed with the SEC on November 15, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its audit committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the Affected Quarterly Period in this quarterly report. The previously presented Affected Quarterly Period should no longer be relied upon.
The change in the carrying value of the redeemable Class A ordinary shares at March 31, 2021 resulted in a reclassification of approximately 2.7 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Total assets	$234,355,788	$—	$234,355,788

Total liabilities	$24,090,006	$—	$24,090,006

Class A ordinary shares subject to possible redemption	205,265,774	27,034,226	232,300,000
Preferred shares	—	—	—
Class A ordinary shares	268	(268)	—
Class B ordinary shares	575	—	575
Additional paid-in capital	—	—	—
Retained earnings (accumulated deficit)	4,999,165	(27,033,958)	(22,034,793)

Total shareholders’ equity (deficit)	$5,000,008	$(27,034,226)	$(22,034,218)

Total Liabilities and Shareholders’ Equity (Deficit)	$234,355,788	$—	$234,355,788

The Company’s unaudited condensed consolidated statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Three Months Ended March 31, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$12,271,434	$(12,271,434)	$—

T
he change in the carrying value of the redeemable Class A ordinary shares at June 30, 2021 resulted in a reclassification of approximately 2.7 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:
T
he table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Total assets	$234,058,736	$—	$234,058,736

Total liabilities	$28,336,936	$—	$28,336,936

Class A ordinary shares subject to possible redemption	200,721,795	31,578,205	232,300,000
Preferred shares	—	—	—
Class A ordinary shares	313	(313)	—
Class B ordinary shares	575	—	575
Additional paid-in capital	3,456,768	(3,456,768)	—
Retained earnings (accumulated deficit)	1,542,349	(28,121,124)	(26,578,775)

Total shareholders’ equity (deficit)	$5,000,005	$(31,578,205)	$(26,578,200)

Total Liabilities and Shareholders’ Equity (Deficit)	$234,058,736	$—	$234,058,736

The Company’s condensed statement of shareholders’ equity has b
e
en restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Six Months Ended June 30, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$7,727,454	$(7,727,454)	$—
I
n connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings (Loss) Per Share
	As Previously Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (unaudited)
Net income	$12,271,433	$—	$12,271,433
Weighted average shares outstanding - Class A ordinary shares	23,000,000	—	23,000,000
Basic and diluted earnings per share - Class A ordinary shares	$—	$0.43	$0.43
Weighted average shares outstanding - Class B ordinary shares	5,750,000	—	5,750,000
Basic and diluted earnings per share - Class B ordinary shares	$2.13	$(1.70)	$0.43

	Earnings (Loss) Per Share
	As Previously Reported	Adjustment	As Restated
Three Months Ended June 30, 2021 (unaudited)
Net loss	$(4,543,983)	$—	$(4,543,983)
Weighted average shares outstanding - Class A ordinary shares	23,000,000	—	23,000,000
Basic and diluted loss per share - Class A ordinary shares	$0.00	$(0.16)	$(0.16)
Weighted average shares outstanding - Class B ordinary shares	5,750,000	—	5,750,000
Basic and diluted loss per share - Class B ordinary shares	$(0.79)	$0.63	$(0.16)

	Earnings (Loss) Per Share
	As Previously Reported	Adjustment	As Restated
Six Months Ended June 30, 2021 (unaudited)
Net income	$7,727,450	$—	$7,727,450
Weighted average shares outstanding - Class A ordinary shares	23,000,000	—	23,000,000
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$0.27	$0.27
Weighted average shares outstanding - Class B ordinary shares	5,750,000	—	5,750,000
Basic and diluted earnings per share - Class B ordinary shares	$1.34	$(1.07)	$0.27

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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible rede
m
ption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
Effective with the closing of the Initial Public Offering, the Company recog
n
ized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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

TREPONT ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the under
w
riting agreement. The underwriters had reimbursed $700,000 to the Company for certain offering costs.
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
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled in the following table:

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
The Private Placement Warrants will be identical to the Public Warrants, except that the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination (except pursuant to certain limited exceptions to the officers and directors and other persons or entities affiliated with the initial purchasers of the Private Placement Warrants) and they will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. The Spo
n
sor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.
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
The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes Model as of each measurement date. The fair value of Public Warrants has been measured based on the listed market price of such warrants since January 2021. For the three and nine months ended September 30, 2021, the Company recognized a non-operating
gain resulting from a decrease in the fair value of liabilities of approximately $5.2 million and a non-operating
gain resulting from a decrease in the fair value of liabilities of approximately $15.3 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and a Black-Scholes Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

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

Note
10-Subsequent
events
M
anagement has evaluated subsequent events and transactions that occurred after September 30, 2021 through the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the restatement discussed in Note 2.

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
Derivative Warrant Liabilities
We do not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of our financial instruments, including issued warrants to purchase our Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB’s Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined in Rule
12b-2
under the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures (As Restated).
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 4, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of Class A ordinary shares and warrants, and related accounts and disclosures, and presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on
Form 10-Q/A
had not yet been identified.
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company, and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
PART
II-OTHER
INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Quarterly Report on Form 10-Q for the period ended June 30, 2021, as filed with the SEC on August 16, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2021, other than as described below.
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
As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. As disclosed in Note 2, the Company incorrectly accounted for the Class A ordinary shares subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A ordinary shares subject to possible redemption and the restatement of our earnings per share calculation for the affected periods.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the improper valuation of our Class A ordinary shares subject to possible redemption and the restatement of our earnings per share calculation, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures, included in this Quarterly Report.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 4, 2022. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Dated: January 27, 2022	TREPONT ACQUISITION CORP I

	By:	/s/ Ori Sasson
	Name:	Ori Sasson
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: January 27, 2022
	By:	/s/ Ori Sasson
	Name:	Ori Sasson
	Title:	Chief Financial Officer (Principal Financial Officer)