Form 10-K
period 2021-12-31
Trepont Acquisition Corp I
filed 2022-03-30
CIK 1826991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2021
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
12b-2
of the Act).    Yes  ☒    No  ☐

As of June 30, 2021 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the Class A ordinary shares held by non-affiliates
of the registrant was approximately $227.5 million.
As of March
30
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

•	file proxy materials with the Securities and Exchange Commission (the “SEC”).
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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of our IPO with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.
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

Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
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
Furthermore, we may be unable to complete a business combination if concerns relating to
COVID-19
continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including the ultimate geographic spread and duration of the pandemic, the availability and effectiveness of vaccines for
COVID-19,
vaccine hesitancy, the extent and duration of a resurgence of the
COVID-19
virus and variant strains thereof, including the Delta and Omicron variants, new information which may emerge concerning the severity of
COVID-19,
the effectiveness and intensity of measures to contain
COVID-19
or address its impacts, and the economic impact of the pandemic and the reactions to it. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to complete a business combination, or the operations of a partner business with which we ultimately complete a business combination, may be materially adversely affected. In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.
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

•	may significantly dilute the equity interest of investors in our IPO;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded to our Class A ordinary shares;

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
General Risk Factors
Our warrants are accounted for as liabilities, and the changes in value of our warrants could have a material effect on our financial results.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (“SPACs”)” (the “SEC Staff Statement”). The SEC Staff Statement, among other things, discussed potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies, and similar to terms contained in the warrant agreement, dated December 1, 2020, between us and Continental Stock Transfer & Trust Company, as warrant agent. In accordance with the SEC Staff Statement, we are now of the view that our warrants should have been accounted for as a liability, recorded at fair value at the date of issuance and marked to market at each balance sheet date.

As a result, our balance sheet as of December 31, 2021, presented elsewhere in this Annual Report, contains derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification (“ASC”) Topic
815-40,
Derivatives and Hedging, Contracts in Entity’s Own Equity, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
We have identified material weaknesses in our internal controls over financial reporting. These materials weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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
We identified a material weakness in our internal control over financial reporting related to the accounting for warrants we issued in connection with our initial public offering in December 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures as of and for the period from September 25, 2020 (inception) through December 31, 2020.
Separately, we also identified a material weakness in our internal control over financial reporting related the company’s application of
ASC 480-10-S99-3A
to our accounting classification of the public shares and the calculation of earnings per share. Historically, a portion of our Class A ordinary shares subject to possible redemption was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the company will not redeem its Class A ordinary shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in our amended and restated memorandum and articles of association. Pursuant to the company’s re-evaluation
of the company’s application of ASC
480-10-S99-3A
to its accounting classification of its Class A ordinary shares subject to possible redemption, our management determined that the Class A ordinary shares include certain provisions that require classification of all of the Class A ordinary shares as temporary equity regardless of the net tangible assets redemption limitation contained in the amended and restated memorandum and articles of association. Management and our audit committee also concluded that it was appropriate to restate the company’s previously filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity.
As a result of these material weaknesses, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.
As a result of the material weaknesses, the corresponding restatements of our previously issued financial statements, the change in accounting for the warrants, the change in classification of all of the public shares as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financing reporting. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, there can be no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition, or our ability to complete our initial business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
In connection with the company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”)
No. 2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about the company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after June 4, 2022. The annual audited financial statements do not include any adjustment that might be necessary if the company is unable to continue as a going concern.

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
(b) Holders
On March 30, 2022, there were one holder of record of our units, one holder of record of our Class A ordinary shares, four holders of our Class B ordinary shares and two holders of record of our warrants.
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
(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “our,” “us” or “we” refer to Trepont Acquisition Corp I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form
10-K
(this “Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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
18-month
period.
Liquidity and Going Concern
As of December 31, 2021, we had approximately $1.2 million in cash and working capital deficit of approximately $1.2 million.
Our liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan of approximately $89,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $64,000 of the Note balance on December 10, 2020, and the remaining approximately $25,000 of the Note balance was outstanding as of December 31, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2021 and December 31, 2020, there were no amounts outstanding under Working Capital Loans.
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

Results of Operations
Our entire activity from inception up to December 31, 2021, was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for business combination candidates. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021, we had a net income of approximately $13.4 million, which consisted of an approximately $16.7 million gain in change in fair value of derivative warrant liabilities and approximately $15,000 of income from our investments held in the Trust Account, partially offset by $3.3 million in general and administrative expenses of which, $120,000 was for general and administrative expenses - related party.
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
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We do not consider the effect of the warrants sold in the IPO and the private placement, an aggregate of 20,400,000 warrants because their exercise is contingent upon future events. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at
each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Public Warrants issued in connection with the Initial Public Offering was measured using a Monte Carlo simulation model. The fair value of the Private Placement warrants has been estimated using a Black Scholes simulation model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current liabilities
as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have any
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
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemption will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data
This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 4, 2020, its financial statements for the period ended December 31, 2020 and its interim financial statements and Notes as reported in its SEC filings for the quarters ended March 31, 2021, June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form
10-K
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 4, 2020, its financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.
This Annual Report on Form
10-K
does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers

Name	Age	Title
Arun Sarin	67	Chairman of the Board
Ori Sasson	60	Chief Executive Officer, Chief Financial Officer and Director
J. Michael Cline	62	Director
Sanjay Jha	59	Director
Oren Zeev	57	Director
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.
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
As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.
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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
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
The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at March 30, 2022, with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 30, 2022.

	Class B ordinary shares (2)		Class A ordinary shares
Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Trepont Acquisition I, LLC (3)	5,630,000	97.9%	—	—	19.58%
Arun Sarin (3)	5,630,000	97.9%	—	—	19.58%
Ori Sasson (3)	5,630,000	97.9%	—	—	19.58%
J. Michael Cline	40,000	0.7%	—	—	0.14%
Sanjay Jha	40,000	0.7%	—	—	0.14%
Oren Zeev	40,000	0.7%	—	—	0.14%
Paul J. Glazer (4)	—	—	1,365,475	5.94%	4.79%
Allan Weine (5)	—	—	1,202,037	5.23%	4.22%
Fir Tree Capital Management LP (6)	—	—	1,193,600	5.19%	4.19%
All directors and officers as a group (five individuals)	5,750,000	100%	—	—	—

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is Four Embarcadero Center, Suite 1400, San Francisco, CA 94111.
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

(4)
Includes 1,365,475 Class A ordinary shares owned by certain funds and managed accounts to which Glazer Capital, LLC serves as investment manager. Mr. Glazer serves as the Managing Member of Glazer Capital, LLC. By virtue of this relationship, Mr. Glazer may be deemed to beneficially own the Class A ordinary shares that are directly owned by certain funds and managed accounts to which Glazer Capital, LLC serves as investment manager. The principal business address for the entity and Mr. Glazer is 250 W. 55th Street, Suite 30A, New York, New York 10019.

(5)
Includes 984,291 Class A ordinary shares owned by CC Arb West, LLC and 217,746 Class A ordinary shares held by CC Arbitrage, Ltd. Castle Creek Arbitrage, LLC is a registered investment adviser to CC Arb West, LLC and CC Arbitrage, Ltd. Allan Weine is the managing member of Castle Creek Arbitrage, LLC. By virtue of these relationships, each of Castle Creek Arbitrage, LLC and Allan Weine may be deemed to beneficially own the Class A ordinary shares that are directly owned by CC Arb West, LLC and CC Arbitrage, Ltd. The principal business address for the entities and Mr. Weine is 190 South LaSalle Street, Suite 3050, Chicago, Illinois 60603.

(6)	The principal business address for the entity is 55 W. 46th Street, 29th Floor, New York, New York 10036.
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
Equity Compensation Plans
As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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
The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.
Audit Fees
. Audit fees consist of fees for professional services rendered for the audit of our year-end
financial statements, reviews of our quarterly financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees for WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from September 25, 2020 (inception) through December 31, 2020 of services rendered in connection with our initial public offering, totaled $80,855 and $65,185, respectively.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2021 and the period from September 25, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the year ended December 31, 2021 and the period from September 25, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any tax fees.
All Other Fees
. All other fees consist of fees billed for all other services. During the year ended December 31, 2021 and the period from September 25, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any other fees.

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements
The following financial statements are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from September 25, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from September 25, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from September 25, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

(2)	Financial Statements Schedule
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
www.sec.gov
.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2020)

4.1	Warrant Agreement, dated December 1, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2020)

10.1	Letter Agreement, dated December 1, 2020, among the Company and its officers and directors and Trepont Acquisition I, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2020)

10.2	Investment Management Trust Agreement, dated December 1, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2020)

10.3	Registration Rights Agreement, dated December 1, 2020, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2020)

10.4	Administrative Services Agreement, dated December 1, 2020, between the Company and Trepont Acquisition I, LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2020)

Exhibit No.	Description

10.5	Private Placement Warrants Purchase Agreement, dated December 1, 2020, between the Company and Trepont Acquisition I, LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2020)

10.6	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-250126) filed with the SEC on November 16, 2020)

31.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2022.

Trepont Acquisition Corp I

By:	/s/ Ori Sasson
Name: Ori Sasson
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form
10-K
has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Ori Sasson Ori Sasson	Chief Executive Officer	March 30, 2022

/s/ Arun Sarin Arun Sarin	Chairman of the Board	March 30, 2022

/s/ J. Michael Cline J. Michael Cline	Director	March 30, 2022

/s/ Sanjay Jha Sanjay Jha	Director	March 30, 2022

/s/ Oren Zeev Oren Zeev	Director	March 30, 2022

TREPONT ACQUISITION CORP I
INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the Year Ended December 31, 2021 and for the Period from September 25, 2020 (Inception) through December 31, 2020	F-4

Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2021 and for the Period from September 25, 2020 (Inception) through December 31, 2020	F-5

Statements of Cash Flows for the Year Ended December 31, 2021 and for the Period from September 25, 2020 (Inception) through December 31, 2020	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Trepont Acquisition Corp I
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Trepont Acquisition Corp I (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and the period from September 25, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from September 25, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 4, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March
30
, 2022
PCAOB ID Number 100

TREPONT ACQUISITION CORP I
BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets:
Cash	$1,161,309	$—
Due from related party	—	1,637,690
Prepaid expenses	168,332	565,678

Total current assets	1,329,641	2,203,368
Investments held in Trust Account	232,315,966	232,300,970

Total assets	$233,645,607	$234,504,338

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$208,829	$27,988
Accrued expenses	2,198,500	77,001
Note payable - related party	25,000	25,000
Due to related party	130,000	—

Total current liabilities	2,562,329	129,989
Derivative warrant liabilities	11,628,000	28,330,000
Deferred underwriting commissions	8,050,000	8,050,000

Total liabilities	22,240,329	36,509,989
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $ 0.0001 par value; 23,000,000 shares at redemption value of $ 10.10 per share as of December 31, 2021 and 2020	232,300,000	232,300,000
Shareholders’ Deficit
Preference shares, $ 0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2021 and 2020	—	—
Class A ordinary shares, $ 0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2021 and 2020	—	—
Class B ordinary shares, $ 0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2021 and 2020	575	575
Additional paid-in capital	—	—
Accumulated deficit	(20,895,297)	(34,306,226)

Total shareholders’ deficit	(20,894,722)	(34,305,651)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$233,645,607	$234,504,338

The accompanying notes are an integral part of these financial statements.

TREPONT ACQUISITION CORP I
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period from September 25, 2020 (inception) through December 31, 2020
General and administrative expenses	$3,186,068	$115,918
Administrative fee - related party	120,000	10,000

Loss from operations	(3,306,068)	(125,918)
Other income (expenses):
Change in fair value of derivative warrant liabilities	16,702,000	(5,285,000)
Financing costs - derivative warrant liabilities	—	(775,153)
Income earned on investments in Trust Account	14,997	970

Net income (loss)	$13,410,929	$(6,185,101)

Weighted average Class A ordinary shares outstanding, basic and diluted	23,000,000	6,778,947

Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.47	$(0.52)

Weighted average Class B ordinary shares outstanding, basic and diluted	5,750,000	5,221,053

Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.47	$(0.52)

The accompanying notes are an integral part of these financial statements.

TREPONT ACQUISITION CORP I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Year Ended December 31, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	5,750,000	$575	$—	$(34,306,226)	$(34,305,651)
Net income	—	—	—	—	—	13,410,929	13,410,929

Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(20,895,297)	$(20,894,722)

	For the Period from September 25, 2020 (inception) through December 31, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 25, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(24,425)	(28,121,125)	(28,145,550)
Net loss	—	—	—	—	—	(6,185,101)	(6,185,101)

Balance - December 31, 2020	—	$—	5,750,000	$575	$—	$(34,306,226)	$(34,305,651)

The accompanying notes are an integral part of these financial statements.

TREPONT ACQUISITION CORP I
STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period from September 25, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:

Net income (loss)	$13,410,929	$(6,185,101)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Income earned on investments held in Trust Account	(14,996)	(970)
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
General and administrative expenses paid by Sponsor under promissory note	—	735
Change in fair value of warrant derivative liabilities	(16,702,000)	5,285,000
Financing costs - derivative warrant liabilities	—	775,153
Changes in operating assets and liabilities:
Prepaid expenses	397,346	(565,678)
Accounts payable	180,841	27,988
Due to related party	130,000	—
Due from related party	1,637,690	(1,637,690)
Accrued expenses	2,121,499	2,001

Net cash provided by (used in) operating activities	1,161,309	(2,273,562)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(232,300,000)

Net cash used in investing activities	—	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	25,000
Repayment of note payable to related party	—	(64,453)
Proceeds received from initial public offering, gross	—	230,000,000
Proceeds received from private placement	—	8,900,000
Offering costs paid	—	(4,986,985)
Reimbursement from underwriters of offering costs	—	700,000

Net cash provided by financing activities	—	234,573,562

Net change in cash	1,161,309	—
Cash - beginning of the period	—	—

Cash - end of the period	$1,161,309	$—

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$75,000
Offering costs funded with note payable - related party	$—	$63,718
Deferred underwriting commissions	$—	$8,050,000
The accompanying notes are an integral part of these financial statements.

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations
Trepont Acquisition Corp I (the “Company”) was incorporated as a Cayman Islands exempted company on September 25, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from September 25, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the preparation of its initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on its investments from the proceeds derived from the Initial Public Offering (as defined below). The Company’ fiscal year end is December 31.
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

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of December 31, 2021, the Company had approximately $1.2 million in cash and working capital deficit of approximately $1.2 million.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan of approximately $89,000 from the Sponsor under the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $64,000 of the Note balance on December 10, 2020, and the remaining approximately $25,000 of the Note balance was outstanding as of December 31, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2021 and December 31, 2020, there were no amounts outstanding under Working Capital Loans.
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

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
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
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no
cash equivalents as of December 31, 2021 and 2020.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income earned on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

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
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The estimated fair value of the Public Warrants was measured using a Monte Carlo simulation model. The estimated fair value of the Private Placement Warrants has been estimated using a Black Scholes option pricing model at each measurement date. The fair value of the Public Warrants as of December 31, 2021 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 23,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 20,400,000 Class A ordinary shares because their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021 and for the period from September 25, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share:

	For the Year Ended December 31, 2021		For the Period from September 25, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$10,728,743	$2,682,186	$(3,494,039)	$(2,691,061)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	6,778,947	5,221,053

Basic and diluted net income (loss) per ordinary share	$0.47	$0.47	$(0.52)	$(0.52)

Income Taxes
FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 or December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

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
Note 3 - Initial Public Offering
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
Note 4 - Related Party Transactions
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

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

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
Related Party Loans
On September 28, 2020, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover the Company’s expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $89,000 under the Note. The Company repaid approximately $64,000 of the Note principal balance on December 10, 2020. As of December 31, 2021 and 2020, the outstanding Note balance was approximately $25,000 and is due on demand.
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
Administrative Support Agreement
Commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, and for the period from September 25, 2020 (inception) through December 31, 2020, the Company incurred $120,000, and $10,000 of expenses for these services, respectively.

As of December 31, 2021 and 2020, there was $130,000 and $10,000 outstanding balance on the accompanying balance sheets, respectively.
Note 5 - Commitments and Contingencies
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
NOTES TO FINANCIAL STATEMENTS

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
For the period from September 25, 2020 (inception) through December 31, 2021, the underwriters had reimbursed
$700,000 to the Company for certain offering costs.
Note 6 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021 and 2020, there
 were 23,000,000 Class A ordinary shares issued and subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the accompanying balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Fair value of Public Warrants at issuance	(14,145,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,700,550)
Plus:
Accretion of carrying value to redemption value	28,145,550

Class A ordinary shares subject to possible redemption	$232,300,000

Note 7 - Shareholders’ Deficit
Preference Shares
- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 23,000,000 Class A ordinary shares issued or outstanding, all of which were subject to possible redemption and classified as temporary equity in the accompanying balance sheets (see Note 6).
Class
 B Ordinary Shares
- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 5,750,000 Class B ordinary shares issued and outstanding (see Note 4).
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.
The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one
basis, subject to adjustment for share
sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

Note 8 - Warrants
As of December 31, 2021 and 2020, the Company had 11,500,000 of Public Warrants and 8,900,000 of Private Placement Warrants outstanding.
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
Note 9 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$232,315,966	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$6,555,000	$—	$—
Derivative warrant liabilities - Private warrants	$—	$—	$5,073,000

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$232,300,970	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$—	$—	$15,870,000
Derivative warrant liabilities - Private warrants	$—	$—	$12,460,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in January 2021. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2021.
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
For the year ended December 31, 2021, the Company recognized income from the change in the fair value of derivative warrant liabilities of approximately $16.7 million, resulting from a decrease in the fair value of the derivative warrant liabilities, as presented on the accompanying statements of operations.
For the period from September 25, 2020 (inception) through December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $5.3 million presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and a Black-Scholes Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs as of December 31, 2021 and December 31, 2020:

	As of December 31, 2021	As of December 31, 2020
Stock Price	$9.98	$9.68
Term (in years)	5.25	5.67
Volatility	9.6%	23.0%
Risk-free interest rate	1.27%	0.46%
Dividend yield	0%	0%
The primary significant unobservable input used in the fair value measurement of the Company’s private warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

TREPONT ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2021 and the period from September 25, 2021 (inception) through December 31, 2020, is summarized as follows:

For the year ended December 31, 2021
Derivative warrant liabilities as of January 1, 2021	$28,330,000
Transfer of Public Warrants from Level 3 to Level 1	(15,870,000)
Change in fair value of derivative warrant liabilities	(7,387,000)
Derivative warrant liabilities as of December 31, 2021	$5,073,000

For the period from September 25, 2020 (inception) through December 31, 2020
Derivative warrant liabilities as of December 4, 2020	$25,537,000
Change in fair value of derivative warrant liabilities	2,793,000
Derivative warrant liabilities as of December 31, 2020	$28,330,000
Note 10 - Subsequent events
Management has evaluated subsequent events and transactions that occurred after December 31, 2021 through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.